Form 10-K/A
period 2017-12-31
COMM 2015-LC21 Mortgage Trust
filed 2018-06-22
CIK 1643293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the "Commission") on March 20, 2018 (the "Original 10-K") is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.7 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.7 to the Original 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of June 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of April 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on June 18, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein).
4.3	Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on June 18, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein).
4.4	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 15, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.3	Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.6	KeyBank National Association, as Primary Servicer (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.7	Berkeley Point Capital LLC, as Primary Servicer
33.8	Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.9	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)

33.10	Torchlight Loan Services, LLC, as Special Servicer of the Renaissance New Orleans Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.11	Wilmington Trust, National Association, as Trustee of the Renaissance New Orleans Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.13	Wells Fargo Bank, National Association, as Custodian of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 33.13 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.14	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 33.14 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.15	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.15 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.16	National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.16 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.18	CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.18 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.19	Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.20	Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.21	Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.13 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.22	Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.14 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.23	Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.24	LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.25	Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.26	Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.27	Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.13 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.28	Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.29	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.15 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
33.30	National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.16 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.3	Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)

34.6	KeyBank National Association, as Primary Servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.7	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.8	Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Renaissance New Orleans Portfolio Mortgage Loan) (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.9	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.10	Torchlight Loan Services, LLC, as Special Servicer of the Renaissance New Orleans Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.11	Wilmington Trust, National Association, as Trustee of the Renaissance New Orleans Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.13	Wells Fargo Bank, National Association, as Custodian of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 34.13 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.14	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 34.14 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.15	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.15 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.16	National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.16 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.18	CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.19	Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.20	Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.21	Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.13 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.22	Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.14 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.23	Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.24	LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.25	Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.26	Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.27	Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.13 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.28	Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.29	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.15 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
34.30	National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.16 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.4	KeyBank National Association, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.5	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.6	Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Renaissance New Orleans Portfolio Mortgage Loan) (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.7	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.8	Torchlight Loan Services, LLC, as Special Servicer of the Renaissance New Orleans Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
35.9	Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance New Orleans Portfolio Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.10	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.11	CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
35.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.13	Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
35.14	LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
35.15	Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-193376-19 and incorporated by reference herein)
99.1	Mortgage Loan Purchase Agreement, dated as of June 12, 2015, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of June 12, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of June 12, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and Series REIT of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of June 12, 2015, between Deutsche Mortgage & Asset Receiving Corporation and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of June 1, 2015, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 18, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein)
99.6	Primary Servicing Agreement, dated as of June 1, 2015, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on June 18, 2015 under Commission File No. 333-193376-19 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018